Form 10QSB
period 2003-06-30
ENER1 TECHNOLOGIES INC
filed 2003-08-19
CIK 1203556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended                       Commission File Number 0-21138
           June 30, 2003

                                   ENER1, INC.
             (Exact name of registrant as specified in its charter)

       Florida                                            59-2479377
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)

550 West Cypress Creek Road-Suite 120                      33309
      Ft. Lauderdale, Florida                            (Zip Code)
     (Address of principal
       executive offices)

                                 (954) 202-4442
              (Registrant's telephone number, including area code)

             (Former name, former address, and former fiscal year if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                           Outstanding as of
Common stock, par value                                    AUGUST 19, 2003
    $.01 per share                                          323,890,520

                          ENER1, INC. AND SUBSIDIARIES
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

      Item 1.   Financial Statements

                         Condensed Consolidated Balance Sheet
                           (unaudited) as of June 30, 2003..................   3

                         Condensed Consolidated Statements of
                           Operations (unaudited) for the three and six
                           months ended June 30, 2003 and 2002 .............   4

                         Condensed Consolidated Statements of
                           Cash Flows (unaudited) for the six
                           months ended June 30, 2003 and 2002.............. 5-6

                         Notes to Condensed Consolidated
                           Financial Statements (unaudited)

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................  19

      Item 3.   Controls and Procedures ....................................  24

PART II.        OTHER INFORMATION

      Item 1.   Legal Proceedings ..........................................  25

      Item 3.   Defaults Upon Senior Securities ............................  26

      Item 6.   Exhibits and Reports on Form 8-K ...........................  26

      Signatures ...........................................................  27

                          ENER1, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                        June 30,
                                                                          2003
                                                                        --------
                                     ASSETS
Current assets
    Cash and equivalents ............................................        52
    Trade receivables, net ..........................................        --
    Inventories .....................................................       966
    Prepaid expenses and other current assets .......................       117
                                                                        -------
          Total current assets ......................................     1,135
Property and Equipment, net .........................................    22,238
Other assets ........................................................     1,232
                                                                        -------
          Total .....................................................    24,605
                                                                        =======
          assets

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable ................................................     1,836
    Customer deposits ...............................................       847
    Notes payable to stockholder ....................................     6,862
    Due to stockholder ..............................................     2,088
    Current maturities of related party debt ........................     1,672
    Accrued expenses and other current liabilities ..................     1,934
    Current maturities of mortgage payable ..........................        29
                                                                        -------
    Total current liabilities .......................................    15,268
                                                                        -------

Long-term liabilities
        Mortgage note payable on building ...........................       689
       Notes payable to bank ........................................     1,600
                                                                        -------
                                                                          2,289

Minority interest ...................................................       251
                                                                        -------

Commitments and contingencies

Stockholders' equity
     Preferred stock, par value $.01 per share, 5,000,000
        shares authorized, none issued and outstanding ..............        --
     Common stock, par value $.01 per share, 500,000,000
        shares authorized, 309,856,520 issued and outstanding .......     3,099
     Additional paid-in capital .....................................    55,853
     Accumulated deficit ............................................   (52,155)
                                                                        -------
           Total stockholders' equity ...............................     6,797
                                                                        -------
          Total liabilities and stockholders' equity ................    24,605
                                                                        =======

            See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   Three Months Ended           Six Months Ended
                                                     June 30, 2003               June 30, 2003
                                                 -----------------------     -----------------------
                                                    2003         2002          2003          2002
                                                 ---------     ---------     ---------     ---------
Net sales
    Product sales ...........................    $     102     $      72     $     835     $     716
    Engineering services ....................           --           577           151         1,117
                                                 ---------     ---------     ---------     ---------
              Total .........................          102           649           986         1,833
Cost of goods sold ..........................           83         1,010           925         2,573
                                                 ---------     ---------     ---------     ---------
    Gross profit (loss) .....................           19          (361)           61          (740)
                                                 ---------     ---------     ---------     ---------
Operating expenses:
    Research and development ................          449           426           768           628
    Selling, general and administrative .....        1,073         1,787         2,050         3,255
                                                 ---------     ---------     ---------     ---------
    Total operating expenses ................        1,522         2.213         2,818         3,883
                                                 ---------     ---------     ---------     ---------
Loss from operations ........................       (1,503)       (2,574)       (2,757)       (4,623)
Other income (expense), net .................         (249)          (34)         (521)          (42)
                                                 ---------     ---------     ---------     ---------
Loss before income taxes ....................       (1,752)       (2,608)       (3,278)       (4,665)
Income taxes ................................           --            --            --             1
                                                 ---------     ---------     ---------     ---------
Loss before minority interest ...............       (1,752)       (2,608)       (3,278)       (4,666)
Minority interest in net loss ...............          109           159           189           167
                                                 ---------     ---------     ---------     ---------
Net Loss ....................................    $  (1,643)    $  (2,449)    $  (3,089)    $  (4,499)
                                                 =========     =========     =========     =========
Loss per share (basic and diluted) ..........    $   (0.01)    $   (0.01)    $   (0.01)    $   (0.02)
                                                 =========     =========     =========     =========
Weighted average
     shares outstanding .....................      309,748       305,410       309,704       292,072
                                                 =========     =========     =========     =========

           See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Six Months
                                                                Ended June 30,
                                                             -------------------
                                                               2003       2002
                                                             -------    -------
Cash provided by (used in):
Operating activities:
       Net loss ..........................................   $(3,089)   $(4,499)
       Depreciation and amortization .....................       124        410
       Foreign currency transaction gain .................        --         14
       Common stock issued for services ..................        20        138
       Minority interest in loss of subsidiary ...........      (189)      (167)
       Changes in assets and liabilities .................       877      3,304
                                                             -------    -------
         Net cash used in operating activities ...........    (2,257)      (800)
                                                             -------    -------
Investing activities:
       Capital expenditures ..............................      (431)    (1,982)
       Purchase of technology licenses ...................        --     (1,170)
                                                             -------    -------
         Net cash used in investing activities ...........      (431)    (3,152)
                                                             -------    -------
Financing activities:
       Repayment of related party debt ...................        --     (1,156)
       Repayment of short-term note payable ..............      (595)        --
       Net proceeds from issuance of common stock ........         5        945
       Proceeds from advances from stockholder ...........     2,806      2,440
       Repayment of mortgage payable .....................       (14)       (12)
       Proceeds from note payable ........................        --        208
       Proceeds from minority investment in subsidiary ...       250      1,600
                                                             -------    -------
           Net cash provided by financing activities .....     2,452      4,025
                                                             -------    -------
Net increase (decrease) in cash and equivalents ..........      (236)        73
Cash and equivalents, beginning of period ................       288      1,495
                                                             -------    -------
Cash and equivalents, end of period ......................   $    52    $ 1,568
                                                             =======    =======

            See notes to condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the six months for
    Income taxes .............................................             $     1
                                                                           =======
    Interest paid ............................................   $   100   $    34
                                                                 =======   =======
Non-cash investing and financing activities:
   Equipment sold to stockholder at net book value for
           a reduction in the amount due to stockholder ......             $   103
                                                                           =======
   Advances from stockholder converted to additional paid
            in capital .......................................   $   909   $ 5,958
                                                                 =======   =======
   Equipment purchase from Parent at net book value for
         the assumption of various promissory notes to
         related parties and an increase in the amount due
          to  Parent .........................................             $12,363
                                                                           =======

            See notes to condensed consolidated financial statements



                          ENER1, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS

The Company has, in the past year, changed the focus of its business and now concentrates most of its effort on developing and marketing new energy technologies (lithium batteries, fuel cells and solar cells) through its Ener1 Battery Company subsidiary, which it acquired from its parent company, Ener1 Group, Inc. in September of 2002.

On September 6, 2002, the Company entered into a merger agreement, pursuant to which it acquired 100% of the outstanding capital stock of Ener1 Battery Company ("Ener1 Battery" or "Battery Company") from the Company's parent, Ener1 Group, Inc. In accordance with SFAS 141 Business Combinations, because the Company and Ener1 Battery were entities under common control, operations of the two entities were combined from the beginning of each period presented similar to the pooling of interests method. The Company previously reported the details of operations of the formerly separate Battery Company before the combination in the Company's Form 8-K/A dated October 18, 2002.

Ener1 Battery develops and markets lithium technology batteries for military, industrial and consumer applications, as well as fuel cells and solar cells. Ener1 Battery has five patent applications on file with the U.S. Patent and Trademark Office relating to its technologies for advanced lithium battery materials and designs and is developing additional technologies for lithium metal batteries, fuel cells and solar cells that are expected to be the subject of further patent applications.

The Company has been phasing out those portions of its set top box and consulting business (the "Digital Media Technologies Division") that have not been transferred to EnerLook Solutions, Inc., f/k/a EnerLook Health Care Solutions, Inc. (of which the Company owns approximately 49% as of the date of this Form 10-QSB). EnerLook Solutions delivers interactive information and entertainment systems and services to customers in the hospitality and healthcare businesses.

On June 13, 2002 the Company formed Ener1 Technologies, Inc. to develop and market products and services for neutralizing the harmful effects of electromagnetic fields in electric power transmission lines and related equipment, under an exclusive technology license.

ENER1, INC. CORPORATE STRUCTURE:

         ENER1 BATTERY - 100% OWNED SUBSIDIARY

Ener1 Battery develops new energy technologies and products and services for lithium batteries, fuel cells and solar, using patented and patent pending technologies. The Company believes these battery technologies will be particularly useful in military applications, specialty and industrial applications, such as medicine and, ultimately, in high-end consumer electronics applications, such as 3G telecommunications products.

Ener1 Battery is considered a development stage company, but is now producing prototypes and samples of its products for internal and third party testing.

         OTHER OPERATING UNITS:

         The Company also owns 49.35% of EnerLook Solutions, Inc. f/k/a EnerLook Health Care Solutions, Inc., which develops and markets turn-key video-on-demand and interactive TV to customers in the health care and hospitality industry. EnerLook integrates its interactive systems and services with a patient, administrative, and clinical services for its hospital customers and customer and administrative functions for its hospitality customers. The former Digital Media division, which developed the proprietary set top box used by EnerLook in its systems, has been substantially combined into EnerLook Solutions, Inc.

         On June 13, 2002, the Company formed Ener1 Technologies, Inc. to develop and market products for the electric power transmission industry, using the licensed, patent-pending EnerWatchTM technology for detecting, monitoring and mitigating energy losses and other harmful effects of transients in electronic circuits and systems.

BASIS OF PRESENTATION The accompanying, unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The audited financial statements at December 31, 2002, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

GOING CONCERN. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows from operations since 1999 and as of June 30, 2003, had an accumulated deficit of $52.2 million. Cash used in operations for the years ended December 31, 1999, 2000, 2001 and 2002 was $6.1 million, $8.2 million, $6.2 million and $6.5 million respectively. The Company continued to have negative cash flows of $2.3 million from operations for the six months ended June 30, 2003. It is likely that the Company's operations will continue to incur negative cash flows in the third quarter of 2003, and additional cash will be required. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

MANAGEMENT  PLANS.  Through the  acquisition  of the Battery  Company from Ener1
Group, Inc., the Company has re-directed its focus almost exclusively on development and marketing of new energy sources in the areas of lithium batteries, fuel cells and solar cells. Therefore, an important contribution to the Company's future success will have to come from its bringing the Battery Company from a development stage company to production of batteries and/or other new energy products.

Both EnerLook Solutions, Inc. and Ener1 Technologies, Inc. are also development stage companies.

The Company will require additional capital to pursue and complete its business plans, and there can be no assurance that the capital will be available. The Battery Company has been funded in the past by its parent company Ener1 Group, Inc.. Ener1, Group, Inc. (Parent Company) has provided additional debt and equity funding of approximately $2.8 million during the six month period ended June 30, 2003. The Company believes Ener1 Group, Inc. will continue to provide additional working capital; however, the Company is also pursuing other sources of financing as well. In this connection, on July 25, 2003, the Company secured additional funding of $3.5 million from ITOCHU Corporation's purchase of its common stock (See Investment Transaction). All of the $3.5 million has been received by the Company.

RECENT DEVELOPMENTS

FILING WITH SEC TO SPIN-OFF ENER1 TECHNOLOGIES, INC. SUBSIDIARY:

         Ener1 Technologies, Inc., a development stage company and subsidiary of the Company, filed on November 6, 2002 an SB-2 registration statement with the Securities and Exchange Commission to register the spin-off by the Company of 100% of Ener1 Technologies' common stock to the record holders of Ener1, Inc. common stock once a record date for the spin-off is set. The spin-off distribution would occur once SEC review of the proposed transaction is completed and the registration statement goes effective. The Company believes that the distribution will be treated as a dividend to Ener1, Inc. stockholders.

INVESTMENTS AND OTHER TRANSACTIONS WITH ITOCHU CORPORATION

         On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation ("ITOCHU"), whereby among other things, in return for an investment by ITOCHU of $3.5 million in cash, the Company issued 14 million shares of its restricted common stock to ITOCHU at a price of $0.25 per share. ITOCHU also has options to increase its ownership in the Company at escalating prices and in specific amounts during set periods. For the six month period beginning on the date of the Subscription and Investment Agreement (July 25, 2003), ITOCHU has the option to purchase additional shares equivalent to up to 4% of the Company's total outstanding Common Stock (computed as of July 24, 2003) for US$0.70 per share. During the immediately subsequent six month period, ITOCHU has the option to purchase additional shares equivalent to up to 3% of the Company's outstanding Common Stock (also computed as of July 24, 2003) for US.2.50 per share. The Company has completed a transaction with ITOCHU on August 14, 2003 to form a new Japanese company called EnerStruct, Inc. ("EnerStruct"), of which ITOCHU own 51% and the Company owns 49%. The Company has invested $2 million in cash into EnerStruct for the Company's 49% interest.

The Company made this investment on August 14, 2003, using proceeds from the ITOCH investment. The Company has also entered into a license agreement with ITOCHU, Ener1 Battery Company and EnerStruct to provide EnerStruct with an exclusive license (for Japan only) to the technologies covered by two of Ener1 Battery Company's pending patent applications at the U.S. Patent and Trademark
Office: (i) U.S. Patent Application No.10/038,556 Solid Polymer Electrolyte Lithium Battery, and (ii) U. S. Patent Application No. 10/108,140 Methods and Apparatus for Deposition of Thin Films. Concurrently, ITOCHU has also licensed to EnerStruct patents relating to ITOCHU's high-rate battery technology).

SEGMENT REPORTING

         On September 6, 2002, the Company acquired 100% of the outstanding stock of Ener1 Battery from the Company's parent, Ener1 Group, Inc. On June 13, 2002, the Company formed Ener1 Technologies, Inc., and in February 2002, it formed a (then) 51% owned subsidiary, EnerLook Solutions, Inc. (f/k/a EnerLook Health Care Solutions, Inc.). EnerLook Solutions has raised additional capital during the second quarter of 2003, which has reduced the Company's ownership to 49.35%. These businesses are reportable segments since they reflect different types of businesses from the Company's original business of developing and marketing advanced interactive digital information and entertainment software and hardware systems that provide video and movies on demand, Web access, e-mail and interactive TV services delivered through television for customers in industries such as hospitality, healthcare, and other vertical markets. The Company has mostly completed combining the activities of the Digital Media division and EnerLook Solutions, Inc. Former Digital Media net assets of approximately $1.0 million were transferred to EnerLook as of May 31, 2003. The sales, losses and other financial information reported below by segment are for the three and six months ended June 30, 2003 and 2002.

         Ener1 Battery was incorporated on March 1, 2001 in the State of Florida under the name of Ener1 USA Incorporated. On March 27, 2002, Ener1 USA Incorporated changed its name to Ener1 Battery Company. In accordance with SFAS 141 Business Combinations, because Ener1, Inc. and Ener1 Battery were under common control, operations of the entities were combined from the beginning of each period presented similar to the pooling of interests method as if the acquisition occurred at the beginning of the first period presented. Therefore the Battery Company operating performance is included in the financial statements and in the information below for both the three-month and six-month periods ended June 30, 2003 and 2002.

         EnerLook Solutions, Inc. was successful during the first quarter of 2003 in implementing its first hospital system contract, which generated approximately $146,000 in revenue, the majority of which was attributable to system equipment sales.

         The Company operated Ener1 Technologies, Inc. during the three and six month ended June 30, 2003 and 2002 as a cost center. As a development stage company, Ener1 Technologies did not have significant financial statement activity.

         Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution. Segment Reporting

                                       Three Months Ended June 30,        Six Months Ended June 30,
                                       ---------------------------       -------------------------
                                           2003           2002               2003         2002
                                          ------         ------             ------       ------
Amounts in thousands

Sales:
      Digital Media Division                 102            649                840        1,833
      EnerLook Solutions, Inc.                --             --                146           --
      Ener1 Technologies, Inc.                --             --                 --           --
      Ener1 Battery Company                   --             --                 --           --
                                          ------         ------             ------       ------

       Net Sales                             102            649                986        1,833
                                          ======         ======             ======       ======

 Loss before minority interest
       Digital Media Division                523          1,529              1,124        3,198
       EnerLook Solutions, Inc.              214            325                378          351
       Ener1, Technologies, Inc.              94             60                102           71
       Ener1 Battery Company                 921            694              1,674        1,046
                                          ------         ------             ------       ------

       Loss before minority interest       1,752          2,608              3,278        4,666
                                          ======         ======             ======       ======

Assets
       Digital Media Division                                                  967        1,716
       EnerLook Solutions, Inc.                                              1,452        1,365
       Ener1 Technologies, Inc.                                                 11           --
       Ener1 Battery Company                                                22,175       21,234
                                                                            ------       ------

       Total Assets                                                         24,605       24,315

REVENUE RECOGNITION

         Revenue from engineering services contracts is recognized as the work is performed. Contracts are either time-and-material or fixed-price in nature. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which are verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company is doing business with a number of start up companies. Generally accepted accounting principles require that collectability must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of June 30, 2003 are recorded as deferred revenue.

CONSOLIDATION OF 49.35% SUBSIDIARY (ENERLOOK SOLUTIONS, INC.)

         EnerLook Solutions, Inc. ("Solutions") was a 51% subsidiary of the Company at its inception. 42.58% of Solutions is owned by Ener1 Group, Inc. Solutions recently raised $250,000 by sale of its restricted shares, in a private transaction, reducing the Company's ownership to 49.35%. The transaction was exempt under Section 4(2) of the Securities Act of 1933. Since the inception of Solutions, the Company has consolidated its operating results and its balance sheet as part of the Company's consolidated financial statements. Ownership below 51% is most often recorded under the equity method of accounting, as it is presumed that control does not exist and therefore consolidation is prohibited. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group, Inc. are related parties and exercise substantial control over the activities of the subsidiary and in total own 91.93%. Management believes that the reduction in its ownership percentage of Solutions by 1.65% (from 51% to 49.35%) does not materially reduce the control over Solutions operations exercisable by the Company.

         If the Company were to report the investment in Solutions under to the equity method of accounting, the Company's share of the losses of Solutions would be included in its financial results as a one line item instead of reflecting sales and expenses in the statement of operations. In the equity method of accounting, the assets and liabilities of the subsidiary would be shown as a net investment in the subsidiary instead of consolidating the assets and liabilities with those of the Company. Solutions at June 30, 2003, had total assets of $1.5 million, liabilities of $0.6 million, and net equity of $0.9 million.

         The Company in the second quarter transferred certain assets of its Digital Media division to Ener1 Solutions, Inc. in order to consolidate the set top box business, which delivers interactive information and entertainment systems and services to vertical markets such as hospitality and healthcare, into one entity - EnerLook Solutions Inc.. Since Digital Media was no longer pursuing contract-engineering business, the activities of the two units became quite similar. As part of this restructuring of the activities of Digital Media and Solutions, the Company transferred net assets in the amount of approximately $1.0 million to Solutions, resulting in an intercompany receivable from Solutions in the amount of $0.5 million and a contribution of capital of $0.5 million to Solutions. Preparatory to this restructuring, Solutions sold $250,000 of its restricted shares to outside private investors, which also increased the equity base of Solutions.

TECHNOLOGY LICENSES

         During the six months ended June 30, 2002, the Company capitalized approximately $1.0 million for licenses related to the set-top box technology. Management believes that this technology and the related set-top boxes will not be fully developed and marketable with this technology until mid 2004 and the Company will not generate significant revenues from the sale of set-top boxes with this technology until that time. Based on this, the Company is currently not amortizing the licenses. These licenses will continue to be reviewed for impairment in accordance with SFAS No. 144. As indicated above, Digital Media transferred its portion of the licenses in the approximate amount of $0.8 million to Solutions to consolidate the activities of the set top box into one entity.

GUARANTEE OF CERTAIN LOANS

         At June 30, 2003, Ener1 s.r.l., a related Italian company, had a loan outstanding to Meliorbanca, an Italian bank, in the amount of EURO approximately 2,367,685. This was approximately $2,700,000 in US dollars at June 30, 2003. The loan to Meliorbanca is payable in monthly installments of EURO 100,000, starting March 31, 2003, with a balloon payment for the remainder on March 31, 2004. All required payments under the loan have been made. The collateral coverage on specified Ener1 Battery production equipment is EURO 5,000,000 (approximately US$5,540,000 as of the date of this filing). Ener1, Inc., Ener1 Group, and Ener1 Battery are guarantors on the loan, along with other related parties.

         Ener1 Group, Inc. (the Parent Company) has loans outstanding with a principal investor, BZINFIN, S.A., totaling approximately $24.3 million. The Battery Company equipment and two of the five pending patents owned by the Battery Company comprise a portion of the collateral for these loans. (BZINFIN released its security interest in a third pending patent in connection with the ITOCHU Investment Transactions.) Repayment of these loans has been postponed until December 31, 2003 by agreement of the parties involved.

NET LOSS PER SHARE

         The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock equivalents from the weighted-average shares outstanding calculation for the three and six months ended June 30, 2003 and 2002, respectively, as their effect was anti-dilutive.

COMMITMENTS AND CONTINGENCIES

         The Company's litigation with Eduard Will, the Company's former President and Chief Executive Officer, regarding amounts allegedly owed by the Company to Will under an employment agreement, has been settled. Mr. Will, as plaintiff in the litigation was seeking monetary damages for alleged breach of his employment agreement with the Company, including severance and other compensation. The law suit was settled on June 28, 2003 for $100,000 in cash payments, spread equally over a twelve month period, and 240,000 shares of restricted common stock at a stipulated price of $0.25 per share. The issuance of the shares is exempt under Section 4(2) of the Securities Act of 1933.

         The Company's litigation with GMC Properties, Inc., the landlord for the Company's former leased facility in Boca Raton, Florida, regarding amounts allegedly owed by the Company to GMC for rent and certain repairs to the property, has been settled for $150,000, which includes $30,000 down (already paid by the Company) and monthly payments of $10,000 for twelve months.

         The Company was named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the near future, no such action has been taken against the Company. The Company cannot predict at this time whether any such future claim would have a material adverse effect on the Company's operating results, financial condition, or cash flows.

         The Company and its Boca Global, Inc. subsidiary were named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to the Company. Boca Global, Inc. remains as a defendant. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to the liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

         The Company is the obligor on a Term Note in the principal amount of $200,000, payable to Ener1 Holdings, Inc. (now known as Ener1 Group, Inc.), the majority stockholder of the Company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid.

STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 2003, related to the terms of a consulting agreement, the Company issued to the consultant 300,000 shares of common stock. Under the agreement, the Company is also obligated to issue to the consultant a warrant to acquire 200,000 shares of common stock. The warrant is required to have an exercise price of $.10 per share and expire in December 2004. As of the date of this filing, the warrant has not yet been issued; however, the Company is still obligated to issue the warrant. During the six months ended June 30, 2003, 2,460,000 options were issued, 179,000 options were terminated and 108,500 options were exercised.

RELATED PARTY TRANSACTIONS

         During the three and six months ended June 30, 2003 and 2002, Ener1 Group, Inc. incurred expenses on behalf of the Company, including payroll, advisory services and other administrative expenses for the three and six months ended June 30, 2003 totaling approximately $193,516 and $405,096, and for the three and six months ended June 30, 2002 totaling approximately $410,207 and $630,511 respectively. These advances are non-interest bearing and due on demand and are included in Due to Stockholder on the balance sheet.

         During the quarter ended March 31, 2003, a total of approximately $1,420,000 was allocated and advanced (including the allocation of the incurred expenses above) to the Company of which approximately $909,000 was converted to capital. During the quarter ended June 30, 2003, approximately $1,388,000 was allocated and advanced (including the allocation of incurred expenses above) to the Company. None of the additional $1,388,000 was converted to capital and is reflected in Due to Stockholder.

RECLASSIFICATION

         Certain amounts reflected in the financial statements for the three and six month period ended June 30, 2002 have been reclassified to conform to the presentation for the three and six month period ended June 30, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement did not have a material effect on the Company's financial condition, results of operations and cash flows.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. Adoption of this statement did not have a material effect on the condensed consolidated financial statements of the Company.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Statement did not have a material impact on the condensed consolidated financial statements.

         In  December  2002,  the FASB  issued  SFAS No.  148,  "Accounting  for
Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. Adoption of this Statement did not have a material impact on the condensed consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. The Company is currently assessing the impact of SFAS No. 150, which is not expected to have a material impact on the Company's financial statements.

PART I

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-QSB to conform such statements to actual results or to changes in the Company's expectations.

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

RESULTS OF OPERATIONS

         NET SALES. The Company's net sales decreased 84.3% to $0.1 million for the three months ended June 30, 2003 from $0.6 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 net sales decreased by 46.1% to $1.0 million from $1.8 million for the six month ended June 30, 2002. Sales for the three months ended June 30, 2003 consisted of $0.1 million in product sales. No revenue was recorded for contract engineering. Sales for the three months ended June 30, 2002 consisted of $0.1 million in product sales and $0.5 million in contract engineering. Sales for the six months ended June 30, 2003 consisted of $0.8 million in product sales and $0.2 million in contract engineering. Sales for the six months ended June 30, 2002 consisted of $0.7 million in product sales and $1.1 million in contract engineering. The decrease in contract engineering sales for the three months and six months ended June 30, 2003 compared to the previous year is the result of the Company's decision to focus its activities on completing product development for several new lithium batteries concurrently phase out the contract engineering business. Furthermore, the Company is now pursuing sales of its interactive system iTV devices to the hospital and lodging markets only through its EnerLook Solutions subsidiary. During the six months ended June 30, 2003 this 49.35% owned subsidiary completed the installation of its first hospital system at the Hackensack Medical Center. This generated $146,000 in revenue in the first quarter, the majority of which was attributable to system equipment sales. In the second quarter ended June 30, 2003, EnerLook secured a contract from CentraState Hospital, which may result in revenue during the third quarter. The Battery Company did not have any sales during the six months ended June 30, 2003, and it is unlikely that it will have any significant sales until 2004.

         GROSS PROFIT (LOSS). The Company recorded a gross profit of $19,000 for the three months ended June 30, 2003, as compared to a gross loss of $361,000 for the three months ended June 30, 2002. For the six month period ended June 30, 2003 the Company reported a gross profit of $61,000 compared to a gross loss of 740,000 for the six month period ended June 30, 2002. Over the last several years, the Company has been unable to consistently achieve positive gross margins on the contract engineering services business. In the three and six months ended June 30, 2003, the Company significantly reduced its engineering services staff as it scaled back its engineering services operations to focus on primarily on research, development and marketing of lithium batteries, fuel cells and solar cells and secondarily on EnerLook's sales of systems to hospitals and hotels.

         RESEARCH AND DEVELOPMENT EXPENSES. The Company has determined that a significant portion of Battery operating expenses should be classified as research and development expenses, which has not been done previously. Therefore these financial statements reflect the reclassification of certain expenses previously classified as selling, general, and administrative in the battery operations to research and development expenses for the three and six months ended June 30, 2003 and June 30, 2002. The Company's research and development expenses for the three month periods ended June 30, 2003 and 2002 were $0.4 million and $0.4 million, respectively and for the six month periods ended June 30, 2003 and 2002 were $0.8 million and

$0.6 million, respectively. As a result of the phasing out of the former Digital Media division, the Company did not record any research and development expenses for the three and six months ended June 30, 2003 for this division as compared to $171,000 and $295,000 for the three and six months ended June 30, 2002. The Company expects that R & D expenses for Digital Media and EnerLook will continue to be insignificant. However, it expects to increase in the future R&D expenses for the Battery Company now that the Company has shifted its focus to new energy technologies and the development of products and services using those technologies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). As noted in the discussion concerning Research and Development expenses ("R&D"), certain Selling, General and Administrative expenses in the Battery Company have been reclassified to R & D expense. The Company's SG&A expenses for the three and six months ended June 30, 2003 decreased from $1.8 million to $1.1 million and $3.3 million to $2.1 million respectively. The decrease was primarily due to a decrease in the Company's Digital Media and EnerLook division and to a lesser extent from a lesser decrease in the Battery Company. The chart below reflects the actual dollar expenditures in these categories after the reclassification.

                                    Three Months Ended         Six Month Ended
                                         June 30                  June 30
                                  ----------------------------------------------
In millions                         2003        2002         2003          2002
                                  -------      -------      -------      -------

Digital Media Division            $   0.5      $   1.0      $   1.1      $   2.2
Ener1 Technologies, Inc.              0.1          0.1          0.1          0.1
Ener1 Battery Company                 0.3          0.4          0.5          0.7
EnerLook Solutions, Inc.              0.2          0.3          0.4          0.3
                                  -------      -------      -------      -------
Total                             $   1.1      $   1.8      $   2.1      $   3.3
                                  =======      =======      =======      =======

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had a working capital deficit of $11.9 million. As of June 20, 2003, the Company's working capital deficit was $14.1 million, of which $6.9 million consisted of notes payable to its majority stockholder, and $1.7 million consisted of current maturities of related party debt. During the period from December 31, 2002 through June 30, 2003, the Company's working capital decreased by $2.2 million. This decrease in working capital was primarily the result of a decrease in cash of $0.3 million, a decrease in accounts receivable by $0.3 million, a decrease in prepaid expenses and inventory of $0.6 million, and increase in due to stockholders of $1.9 million, offset by a decrease in accounts payable of $0.2 million, a decrease in notes payable of $0.6 million and a decrease in deferred revenue of $0.1 million.

         The Company will require additional capital to support the development stage activities of its Ener1 Battery Company subsidiary and the expanding activities of EnerLook. The Company will also require additional capital to pay existing balance sheet liabilities. There can be no assurance that any required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last twelve months by equity, loans, and advances from its parent company, Ener1, Group, Inc. During the quarter ended March 31, 2003, a total of approximately $1,420,000 was allocated and advanced to the Company of which approximately $909,000 was converted to capital. During the quarter ended June 30, 2003, approximately $1.388,000 was allocated and advanced to the Company. EnerLook Solutions raised $1.6 million of equity in 2002 and also sold shares of its restricted common stock for $250,000 during the second quarter of 2003 to raise additional working capital. The stock was sold to accredited investors in a transaction exempt under Section 4(2) of the Securities Act of 1933. This additional investment reduced the Company's ownership to 49.35%.

         The Company at the end of July finalized a $3.5 million investment transaction with ITOCHU Corporation. The Company issued 14 million restricted shares at a price of $0.25 per share. The transaction was exempt under Section 4(2) of the Securities Act of 1933. ITOCHU Corporation has options to increase ownership in the Company at specific prices and in specific amounts as described in a Subscription and Investment Agreement. For the six month period beginning on the date of the Subscription and Investment Agreement (July 25, 2003), ITOCHU has the option to purchase additional shares equivalent to up to 4% of the Company's total outstanding Common Stock (computed as of July 24, 2003) for US$0.70 per share. During the immediately subsequent six month period, ITOCHU has the option to purchase additional shares equivalent to up to 3% of the Company's outstanding Common Stock (also computed as of July 24, 2003) for US.2.50 per share. As a result of the $3.5 million transaction, ITOCHU now owns approximately 4.3% of the Company's outstanding common stock. The Company also agreed with ITOCHU to form a new Japanese company called EnerStruct, Inc. ("EnerStruct"), of which ITOCHU would own 51% and the Company would own 49%, and the Company would invest $2 million into EnerStruct for such 49% interest in EnerStruct. This investment was made on August 14, 2003, using proceeds from the ITOCH investment. The Company has also entered into a license agreement with ITOCHU, Ener1 Battery Company and EnerStruct to provide EnerStruct with an exclusive license (for Japan only) to the technologies covered by two of Ener1 Battery Company's pending patent applications at the U.S. Patent and Trademark
Office: (i) U.S. Patent Application No.10/038,556 Solid Polymer Electrolyte Lithium Battery, and (ii) U. S. Patent Application No. 10/108,140 Methods and Apparatus for Deposition of Thin Films. ITOCHU also licensed to EnerStruct its high-rate battery technology as part of the above transactions.

         The Company is the obligor on a Term Note in the principal amount of $200,000, payable to Ener1 Holdings, Inc. (now known as Ener1 Group, Inc.), the majority stockholder of the Company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid. Interest is payable at 12%. The Company expects to resolve this matter in the near future.

         As of June 30, 2003, the Company's total indebtedness was $17.5 million, of which $15.2 consisted of current liabilities. $10.6 million of the latter consisted of current portions of notes payable or intercompany advances due to either stockholders or related parties.

CRITICAL ACCOUNTING POLICIES

         The accounting principles applied by the Company for which acceptable alternative principles are available is the use of APB 25 compared to SFAS 123, related to recording employee stock compensation. The Company continues to apply the intrinsic method of measuring employee stock compensation under APB 25 and disclose the effects of measuring the compensation using the fair value method prescribed in SFAS 123 which is consistent with the treatment employed by most public companies.

         Revenue from engineering services contracts is recognized as the work is performed. Contracts are generally either time-and-materials or fixed-price in nature. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did not have a significant amount of work under a fixed price contract as of June 30, 2003. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of June 30, 2003, are recorded as deferred revenue.

         EnerLook Solutions, Inc. ("Solutions") was a 51% subsidiary of the Company at its inception. 42.58% of Solutions is owned by Ener1 Group, Inc. Solutions, Inc. recently raised $250,000 by sale of its restricted shares. Thus reducing the Company's ownership to 49.35%. Since the inception of Solutions Company the Company has consolidated its operating results and its balance sheet as part of the Company's consolidated financial statements. Ownership below 51% is most often recorded under the equity method of accounting. It is presumed that control does not exist and therefore consolidation is prohibited. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company's parent company Ener1, Group, Inc. also owns 42.58% of EnerLook Solutions, Inc. The Company and Ener1 Group, Inc are related parties and exercise substantial control over the activities of the subsidiary and in total own 91.93%. Management believes that the reduction in its ownership percentage of Solutions by 1.65% (from 51% to 49.35%) does not materially reduce the control over Solutions operations exercisable by the Company.

         If the Company would report the investment in Solutions under to the equity method of accounting, the Company's share of the losses of Solutions would be included in its financial results as a one line item instead of reflecting sales and expenses in the statement of operations.

In the equity method of accounting, the assets and liabilities of the subsidiary would be shown as a net investment in the subsidiary instead of consolidating the assets and liabilities with those of the Company. Solutions at June 30, 2003 had total assets of $1.5 million, liabilities of $0.6 million, and net equity of $0.9 million.

         The Company in the second quarter transferred certain assets of its Digital Media division to Ener1 Solutions, Inc. in order to consolidate the set top box business, which delivers interactive information and entertainment systems and services to vertical markets such as hospitality and healthcare, into one entity - EnerLook Solutions Inc. Since Digital Media was no longer pursuing contract-engineering business, the activities of the two units became quite similar. As part of this restructuring of the activities of Digital Media and Solutions, the Company transferred assets in the amount of approximately $1.0 million to Solutions, resulting in an intercompany receivable from Solutions in the amount of $0.5 million and a contribution of capital of $0.5 million to Solutions. Preparatory to this restructuring, Solutions sold $250,000 of its restricted shares to outside private investors, which also increased the equity base of Solutions.

ITEM 3.  CONTROLS AND PROCEDURES

         We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

                          ENER1, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company's litigation with Eduard Will, the Company's former President and Chief Executive Officer, regarding amounts allegedly owed by the Company to Will under an employment agreement, has been settled. Mr. Will, as plaintiff in the litigation was seeking monetary damages for alleged breach of his employment agreement with the Company, including severance and other compensation. The law suit was settled on June 28, 2003 for $100,000 in cash payments, spread equally over a twelve month period, and 240,000 shares of restricted common stock at a stipulated price of $0.25 per share. The issuance of the shares is exempt under Section 4(2) of the Securities Act of 1933.

         The Company's litigation with GMC Properties, Inc., the landlord for the Company's former leased facility in Boca Raton, Florida, regarding amounts allegedly owed by the Company to GMC for rent and certain repairs to the property, has been settled for $150,000, which includes $30,000 down (already paid by the Company) and monthly payments of $10,000 for twelve months.

         The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the near future, no such action has been taken against the Company. The Company cannot predict at this time whether any such future claim would have a material adverse effect on the Company's operating results, financial condition, or cash flows.

         The Company and its Boca Global, Inc. subsidiary were named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to the Company. Boca Global, Inc. remains as a defendant. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to the liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

Item 3.  Defaults Upon Senior Securities

         The Company is the obligor on a Term Note in the principal amount of $200,000, payable to Ener1 Holdings, Inc. (now known as Ener1 Group, Inc.), the majority stockholder of the Company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid. Interest is payable at 12%. The Company expects to resolve this matter in the near future.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of CEO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of CFO, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of CEO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of CFO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b)       Reports on Form 8-K

                  None filed for the quarter ended June 30, 2003.

                          ENER1, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                                ENER1, INC.

Dated: August 19, 2003                          By:  /s/ Ronald Stewart
                                                     ---------------------------
                                                Ronald Stewart
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Dated: August 19, 2003                          By: /s/ Ronald Stewart
                                                    ----------------------------
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)